Form 10-K
period 2004-12-31
CORTS TRUST FOR INTL BUSINESS MACHINES CORP DEBENTURES
filed 2005-03-30
CIK 1281118

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:                      Commission File Number:
         December 31, 2004                                  001-32024

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

     CorTS Trust for International Business Machines Corporation Debentures

             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3692801
     (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or                         Identification No.)
            organization)

                              388 Greenwich Street
                            New York, New York 10013
                    (Address of principal executive offices)
                                   (zip code)

Registrant's telephone number including area code:

                                  212-816-7496

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class             Name of Each Exchange on Which Registered

CorTS Trust for International Business Machines     New York Stock Exchange
Corporation Debentures,
Corporate-Backed Trust Securities (CorTS)
Class A Certificates

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X(1)       No
                                       ----     -----

--------------
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                              Yes         No  X
                                  ----       ----

                      Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.


                               Introductory Note

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement, dated as of December 15, 2000, as supplemented by the CorTS Supplement 2004-3, dated as of February 23, 2004, by and between the Depositor and U.S. Bank Trust National Association, as Trustee (the "Trustee"), providing for the issuance of the CorTS Trust for International Business Machines Corporation Debentures, Corporate-Backed Trust Securities (CorTS) Class A Certificates (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

The issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security, and its respective Exchange Act file numbers, if applicable.

          ----------------------------------------- -----------------------
            Underlying Securities Issuer(s) or        Exchange Act File
              Guarantor, or successor thereto               Number
          ----------------------------------------- -----------------------
          ----------------------------------------- -----------------------
          International Business Machines                 001-02360
          Corporation
          ----------------------------------------- -----------------------

                                     PART I

Item 1.   Business

          None

Item 2.   Properties

          None

Item 3.   Legal Proceedings

          None

Item 4.   Submission of Matters To A Vote of Security Holders

          None

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

          The Certificates are listed on the New York Stock Exchange.



Item 6.   Selected Financial Data

          None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          None

 Item 8.  Financial Statements and Supplementary Data

          None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

           None


Item 9A.  Controls and Procedures

          Not Applicable

Item 9B.  Other Information

          None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          None

Item 11.  Executive Compensation

          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information required by Item 201(d) of Regulation S-X: Not applicable Information required by Item 403 of Regulation S-X: None

Item 13.  Certain Relationships and Related Transactions

          None

Item 14.  Principal Accounting Fees and Services

          Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

3. Exhibits:

        31.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        99.1    Annual Compliance Report by Trustee.

        99.2    Report of Aston Bell, CPA.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

          1. Trustee's Distribution Statement for the May 29, 2004 Distribution Date filed on 1. Form 8-K on June 10, 2004.

          2. Trustee's Distribution Statement for the November 29, 2004 Distribution Date 2. filed on Form 8-K on December 13, 2004.

(c) See item 15(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Structured Products Corp., as depositor for the Trust (the "Registrant")

Dated: March 24, 2005           By:   /s/   Mark C. Graham
                                     ------------------------------------
                                Name:  Mark C. Graham
                                Title: Assistant Secretary, Assistant Vice
                                       President and Finance Officer

                                                                    Exhibit 31.1

                                 CERTIFICATION

I, Mark C. Graham, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Products Corp., on behalf of CorTS Trust for International Business Machines Corporation Debentures;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                   By:       /s/ Mark C. Graham
                                       --------------------------------------
                                       Name:   Mark C. Graham
                                       Title:  Assistant Secretary, Assistant
                                               Vice President
                                               and Finance Officer
                                       Date:   March 24, 2005

                                                                    Exhibit 99.1

                            ANNUAL COMPLIANCE REPORT

        The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust for International Business Machines Corporation Debentures, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                        /s/ Marlene Fahey
                                                   -----------------------------
                                                   Name:   Marlene Fahey
                                                   Title:  Vice President
                                                   Date:   March 24, 2005

                                                                   Exhibit 99.2



                        INDEPENDENT ACCOUNTANT'S REPORT


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re: CorTS Trust for International Business Machines Corporation Debentures (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CorTS Trust for International Business Machines Corporation Debentures Series Supplement, dated as of February 23, 2004 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2004 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Depositor's and the Trustee's compliance with the Trust Agreement and performing such other procedures as considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2004.


/s/Aston Bell, CPA

New York, New York
March 22, 2005

                                 EXHIBIT INDEX

  Exhibit                                                                  Page
   31.1      Certification by Assistant Secretary, Assistant Vice
             President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   99.1      Annual Compliance Report by Trustee pursuant to 15 U.S.C.
             Section 7241.

   99.2      Report of Aston Bell, CPA.